Form 10-K
period 2002-12-31
UNITED FIDELITY AUTO RECEIVABLES TRUST 2002-A
filed 2003-03-31
CIK 1191952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K
                                    ---------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                        Commission file number 333-73290



                  United Fidelity Auto Receivables Trust 2002-A
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   45-6127526
      -------------------------------                     ---------------
      (State or other jurisdiction of                     (I.R.S Employer
               incorporation)                           Identification No.)

        18 N.W. Fourth Street
           P. O. Box 1347
           Evansville, IN                                       47706
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (812) 424-0921

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                       Name of each exchange
                                             on which registered
--------------------------------------------------------------------------------
          None                                        None

           Securities registered pursuant to section 12(g) of the Act:

                                      None

(Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES      [X]      NO       [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                      * * *

         This Annual Report on Form 10-K (the "Report") is filed with respect to United Fidelity Auto Receivables Trust 2002-A (the "Trust"), a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of August 1, 2002 (the "Trust Agreement"), between United Fidelity Finance, LLC (referred to herein as the "Transferor") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The only business of the Trust is the collection and distribution of payments on motor vehicle receivables. The Trust issued $49,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2 and A-3 (the "Notes") pursuant to an Indenture, dated as of August 1, 2002 (the "Indenture"), between the Trust and Wells Fargo Bank Minnesota, National Association, as indenture trustee (the "Indenture Trustee"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of Securities and Exchange Commission to other entities in similar circumstances.

PART I

Item 1.  Business

         Not applicable.

Item 2.   Properties

         The Officer's Certificate of Compliance for the Servicer with respect to the assets of the Trust and the report of the independent auditors with respect to compliance with the Sale and Servicing Agreement and Indenture which are included herein as Exhibits under Item 15 hereof.

Item 3.   Legal Proceedings

         There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Indenture Trustee, the Owner Trustee, United Fidelity Bank, fsb, as Master Servicer, or the Transferor was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Transferor aware of any such proceedings contemplated by governmental authorities.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of noteholders, and no noteholder consent was solicited during the fiscal year covered by this Report.

PART II

Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters

          (a) There is no established trading market for the Notes issued by the Trust.

          (b) As of December 31, 2002, there were less than 300 holders of record of all classes of Notes.

Item 6.   Selected Financial Data

          Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

          Not applicable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not applicable.

Item 11. Executive Compensation

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not applicable.

Item 13. Certain Relationships and Related Transactions

         Not applicable.

Item 14. Controls and Procedures.

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Not applicable.

         (2)      Not applicable.

         (3)      The required exhibits are as follows:

                 Exhibit
                 Number            Document Description
                 ------            --------------------

                  3.1              Certificate of Formation of United
                                   Fidelity Finance, LLC.*

                  3.2 Limited Liability Company Agreement of United Fidelity Finance, LLC.*

                  3.3 Amended and Restated Limited Liability Company Agreement of United Fidelity Finance, LLC.***

                  4.1 Trust Agreement, dated August 1, 2002, between United Fidelity Finance, LLC and Wells Fargo Bank Minnesota, National Association.**

                  4.2 Indenture, dated August 1, 2002, between Wells Fargo Bank Minnesota, National Association and United Fidelity Auto Receivables Trust 2002-A.**

                  10.1 Purchase Agreement, dated August 1, 2002, between United Fidelity Finance, LLC and United Fidelity Bank, fsb.**

                  10.2 Sale and Servicing Agreement, dated August 1, 2002, among United Fidelity Auto Receivables Trust 2002-A, United Fidelity Bank, fsb, United Fidelity Finance, LLC and Wells Fargo Bank Minnesota, National Association.**

                  10.3 Financial Security Assurance Inc. Insurance Policy and Endorsement (Policy No.: 51327-N) dated September 26, 2002.**

                  99.1             Monthly Servicer's Reports.***

                  99.2             Independent Certified Public Accountant's
                                   Report.***

                  99.3             Officer's Certificate.***

        ------------

        * Incorporated herein by reference to Exhibit of the same number to the Registration Statement on Form S-3 (No. 333-73290) of United Fidelity Finance, LLC.

        ** Incorporated herein by reference to Exhibit of the same number to the Current Report on Form 8-K of United Fidelity Auto Receivables Trust 2002-A filed October 7, 2002.

        ***Filed with this Report.

(b)      None.

(c)      See paragraph (a)(3) above.

(d)      Not applicable.


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTON 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to noteholders.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED FIDELITY AUTO RECEIVABLES TRUST 2002-A

                                  By:  United Fidelity Bank, fsb,
                                       as Master Servicer*

Date:  March 31, 2003             By: /s/ Donald R. Neel
                                      -----------------------------------------
                                      Name:  Donald R. Neel
                                      Title:    President


------------
*This Report is being filed by the Master Servicer on behalf of the Trust. The Trust does not have any officers or directors.

                                 CERTIFICATIONS

I, Donald R. Neel, certify that:

1. I have reviewed this annual report on Form 10-K , and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of United Fidelity Auto Receivables Trust 2002-A;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under the agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied upon information provided to me by the following unaffiliated parties: Lewtan Technologies, Wells Fargo Bank Minnesota, National Association, and BKD, LLP.

Date:  March 31, 2003
                                  /s/ Donald R. Neel
                                  ---------------------------------------------
                                  Donald R. Neel, President
                                  United Fidelity Bank, fsb, as Master Servicer